Form 10-K
period 2006-12-31
Banc of America Mortgage 2006-1 Trust
filed 2007-03-28
CIK 1358881

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-132249-02

       Banc of America Mortgage 2006-1 Trust
       (exact name of issuing entity as specified in its charter)

       Banc of America Mortgage Securities, Inc.
       (exact name of the depositor as specified in its charter)

       Bank of America, National Association
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2196669
  (State or other jurisdiction of                   54-2196670
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            Not Applicable. Registrant is not an accelerated filer, large accelerated filer or well-known seasoned issuer.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by this transaction.


  Item 1114(b)(2) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction.


 Item 1115(b) Certain Derivative Instruments


            No entity or group of affiliated entities provides derivative instruments having an aggregate significance percentage of 10% or more.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the issuing entity and all parties related to the issuing entity, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            No changes to the information provided in the prospectus.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The reports on assessment of compliance with servicing criteria and related public accounting firm attestation reports are attached hereto under Item 15. The following material instances of non-compliance are identified therein:

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.


  Item 1123 of Regulation AB, Servicer Compliance Statement.


            The servicer compliance statements are attached hereto under Item 15.





                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

    (4.1) Pooling and Servicing Agreement, dated April 27, 2006, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2006.

    (4.2) Mortgage Loan Purchase Agreement, dated April 27, 2006, incorporated by reference from Exhibit 4.2 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2006.

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Bank of America, National Association, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Trustee <F1>
      c) Wells Fargo Bank, N.A., as Custodian <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Bank of America, National Association, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Trustee <F1>
      c) Wells Fargo Bank, N.A., as Custodian <F1>


     (35) Servicer compliance statement.


      a) Bank of America, National Association, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Trustee <F1>



   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Banc of America Mortgage 2006-1 Trust
    (Issuing Entity)

    Bank of America, National Association
    (Servicer)

    /s/ Robert Caruso
    Robert Caruso,  Senior Vice President

    Date: March 26, 2007


  Exhibit Index

  Exhibit No.

    (4.1) Pooling and Servicing Agreement, dated April 27, 2006, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2006.

    (4.2) Mortgage Loan Purchase Agreement, dated April 27, 2006, incorporated by reference from Exhibit 4.2 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2006.

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Bank of America, National Association, as Servicer
      b) Wells Fargo Bank, N.A., as Trustee
      c) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Bank of America, National Association, as Servicer
      b) Wells Fargo Bank, N.A., as Trustee
      c) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.


      a) Bank of America, National Association, as Servicer
      b) Wells Fargo Bank, N.A., as Trustee


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  Banc of America Mortgage Securities, Inc.
  Mortgage Pass Through Certificates,
  Series 2006-1

  I, Robert Caruso, a Senior Vice President of Bank of America,
  National Association (the "Servicer"), certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of the Banc of America Mortgage 2006-1 Trust (the "Exchange Act Periodic Reports");

  2. Based on my knowledge, the Exchange Act Periodic Reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act Periodic Reports;

  4. I am responsible for reviewing the activities performed by the Servicer and based upon my knowledge and the compliance review conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act Periodic Reports, the Servicer has fulfilled its obligations under the pooling and servicing agreement, dated April 27, 2006, among Banc of America Mortgage Securities, Inc., as depositor, Wells Fargo Bank, N.A., as trustee, and the Servicer, in all material respects; and

  5. All of the reports on assessment of compliance with the servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party:
     Wells Fargo Bank, N.A..

     Dated:  March 26, 2007

     /s/ Robert Caruso
     Signature

     Senior Vice President
     Title


EX-33 (a)
(logo) Bank of America

Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068-9000

Report on Assessment of Compliance with Servicing Criteria

1. BANK OF AMERICA, N.A. is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities for which BANK OF AMERICA, N.A. acted as servicer involving residential mortgage loans, other than government sponsored entities, housing agencies, foreign transactions or transactions that do not have scheduled interest and/or scheduled principal remittance schedules as outlined in their respective transaction agreements. (the "Platform");

2. BANK OF AMERICA, N.A. has engaged certain vendors (the "Vendors"), none of whom are considered a "servicer" as defined in Item 1101(j) of Regulation AB, to perform specific, limited or scripted activities, and BANK OF AMERICA, N.A. elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto;

3. Except as set forth in paragraph 4 below, BANK OF AMERICA, N.A. used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to BANK OF AMERICA, N.A. based on the activities it performs with respect to the Platform;

5. BANK OF AMERICA, N.A. has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

6. BANK OF AMERICA, N.A. has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

7. BANK OF AMERICA, N.A. has not identified any material deficiency in its policies and procedures to monitor the compliance by Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

8. PricewaterhouseCoopers LLP, an independent registered public accounting firm has issued an attestation report on BANK OF AMERICA, N.A.'s assessment of compliance with the applicable servicing criteria for the Reporting Period.

March 1, 2007

BANK OF AMERICA, N.A.

By: /s/ H. Randall Chestnut
Name:  H. Randall Chestnut
Title: Senior Vice President


(page)


APPENDIX A







                                                                                                                   INAPPLICABLE
                                                                                            APPLICABLE               SERVICING
                                     SERVICING CRITERIA                                 SERVICING CRITERIA            CRITERIA

                                                                                                    Performed
                                                                                                       by
                                                                                                    Vendor(s)
                                                                                    Performed       for which
                                                                                    Directly         BANK OF
                                                                                       by            AMERICA,
                                                                                     BANK OF       N.A. is the
                                                                                     AMERICA,      Responsible
Reference                                 Criteria                                     N.A.           Party

                                General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in                 X
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to third
                 parties, policies and procedures are instituted to monitor the         X
                 third party's performance and compliance with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to maintain                                               X
                 a back-up servicer for the mortgage loans are maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
                 throughout the reporting period in the amount of coverage              X
                 required by and otherwise in accordance with the terms of
                 the transaction agreements.

                                Cash Collection and Administration

1122(d)(2)(i)    Payments on mortgage loans are deposited into the appropriate
                 custodial bank accounts and related bank clearing accounts no          X
                 more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an obligor or        X^i             X^ii
                 to an investor are made only by authorized personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash
                 flows or distributions, and any interest or other fees charged         X
                 for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained (e.g., with           X
                 respect to commingling of cash) as set forth in the
                 transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                 agreements. For purposes of this criterion, "federally insured
                 depository institution" with respect to a foreign financial            X
                 institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities
                 Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized          X
                 access.



(page)



                                                                                                                   INAPPLICABLE
                                                                                            APPLICABLE               SERVICING
                                     SERVICING CRITERIA                                 SERVICING CRITERIA            CRITERIA

                                                                                                    Performed
                                                                                                       by
                                                                                                    Vendor(s)
                                                                                    Performed       for which
                                                                                    Directly         BANK OF
                                                                                       by            AMERICA,
                                                                                     BANK OF       N.A. is the
                                                                                     AMERICA,      Responsible
Reference                                 Criteria                                     N.A.           Party

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including
                 custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date,
                 or such other number of days specified in the transaction              X
                 agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original
                 identification, or such other number of days specified in the transaction agreements.

                                Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with the
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and
                 other terms set forth in the transaction agreements; (B) provide       X^iii
                 information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the
                 Commission as required by its rules and regulations; and (D)
                 agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in accordance
                 with timeframes, distribution priority and other terms set forth       X^iv
                 in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two business
                 days to the Servicer's investor records, or such other number of       X
                 days specified in the transaction agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports agree with
                 cancelled checks, or other form of payment, or custodial bank          X
                 statements.

                                Pool Asset Administration

1122(d)(4)(i)    Collateral or security on mortgage loans is maintained as required     X
                 by the transaction agreements or related mortgage loan documents.

1122(d)(4)(ii)   Mortgage loan and related documents are safeguarded as required        X
                 by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool are
                 made, reviewed and approved in accordance with any conditions or       X
                 requirements in the transaction agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two
                 business days after receipt, or such other number of days              X^v             X^vi
                 specified in the transaction agreements, and allocated to
                 principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the mortgage loans agree with the
                 Servicer's records with respect to an obligor's unpaid principal       X
                 balance.



(page)



                                                                                                                   INAPPLICABLE
                                                                                            APPLICABLE               SERVICING
                                     SERVICING CRITERIA                                 SERVICING CRITERIA            CRITERIA

                                                                                                    Performed
                                                                                                       by
                                                                                                    Vendor(s)
                                                                                    Performed       for which
                                                                                    Directly         BANK OF
                                                                                       by            AMERICA,
                                                                                     BANK OF       N.A. is the
                                                                                     AMERICA,      Responsible
Reference                                 Criteria                                     N.A.           Party

1122(d)(4)(vi)   Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are
                 made, reviewed and approved by authorized personnel in                 X
                 accordance with the transaction agreements and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures
                 and repossessions, as applicable) are initiated, conducted and         X
                 concluded in accordance with the timeframes or other requirements established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the
                 transaction agreements, and describe the entity's activities           X
                 in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
                 unemployment.)

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for mortgage
                 loans with variable rates are computed based on the related            X
                 mortgage loan documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements;
                 (B) interest on such funds is paid, or credited, to obligors in        X
                 accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction
                 agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration
                 dates, as indicated on the appropriate bills or notices for such       X^vii           X^viii
                 payments, provided that such support has been received by the
                 Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be
                 made on behalf of an obligor are paid from the Servicer's funds        X^ix            X^x
                 and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted within
                 two business days to the obligor's records maintained by the           X^xi            X^xii
                 Servicer, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts are
                 recognized and recorded in accordance with the transaction             X
                 agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in Item
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is               X
                 maintained as set forth in the transaction agreements.



(page)


i Bank of America, N.A. under criterion 1122(d)(2)(ii) makes authorized disbursements on behalf of an obligor for escrowed amounts and to investors for their disbursements except for specific, limited instances the tax monitoring vendors make disbursements on behalf of an obligor.

ii Under criterion 1122(d)(2)(ii), in specific, limited instances the tax monitoring vendors make disbursements on behalf of an obligor.

iii Criterion under 1122(d)(3)(i)(b) are performed either by Bank of America, N.A. or another participant in the servicing function as described in the transaction agreements. Criterion under 1122(d)(3)(i)(a), (c) and (d) are performed by another party participating in the servicing function as described in the transaction agreements.

iv Under criterion 1122(d)(3)(ii) remittances may be made either directly to the investor by Bank of America, N.A. or another participant in the servicing function as described in the transaction agreements. Another party participating in the servicing function is responsible for allocations and distribution priorities as described in the transaction agreements.

v Bank of America, N.A. performs the entire criterion 1122(d)(4)(iv) except for the lockbox function, which is a specific, limited activity performed by a vendor.

vi A vendor performs only the lockbox function for criterion 1122(d)(4)(iv).

vii Bank of America, N.A. performs all of the functions under criterion 1122(d)(4)(xi) except for specific, limited tax and insurance monitoring and disbursement activity performed by vendors.

viii A vendor performs specific, limited tax and insurance monitoring and disbursement functions for criterion 1122(d)(4)(xi).

ix Bank of America, N.A. performs all of the functions under criterion 1122(d)(4)(xii) except for specific, limited tax and insurance monitoring and disbursement activity performed by vendors.

x A vendor performs specific, limited tax and insurance monitoring and disbursement functions for criterion 1122(d)(4)(xii).

xi Bank of America, N.A. performs all of the functions under criterion 1122(d)(4)(xiii) except for specific, limited tax and insurance monitoring and disbursement activity performed by vendors.

xii A vendor performs specific, limited tax and insurance monitoring and disbursement functions for criterion 1122(d)(4)(xiii).





EX-33 (b)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (c)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-34 (a)
(logo) PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers
214 North Tryon Street
Suite 3600
Charlotte, NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100
www.pwc.com


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bank of America Corporation:

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Servicing Criteria, that Bank of America, National Association (the "Company") complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities for which the Company acted as servicer involving residential mortgage loans, other than government sponsored entities, housing agencies, foreign transactions or transactions that do not have scheduled interest and/or scheduled principal remittance schedules as outlined in their respective transaction agreements (the "Platform"), as of December 31, 2006 and for the year then ended, excluding the criteria which the Company has determined are not applicable to the servicing activities performed by them with respect to the Platform, as indicated in Appendix A of the Report on Assessment of Compliance with Servicing Criteria. As described in Appendix A, for servicing criteria 1122(d)(2)(ii), 1122(d)(4)(iv), 1122(d)(4)(xi), 1122(d)(4)(xii) and
1122(d)(4)(xiii), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


(page)


(logo) PRICEWATERHOUSECOOPERS

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ Pricewaterhousecoopers LLP

March 1, 2007



2





EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperation.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-35 (a)
Annual Statement as to Compliance

Banc of America Mortgage Securities, Inc.,
Mortgage Pass-Through Certificates, Series 2006-1

     I, H. Randall Chestnut, a Senior Vice President of Bank of America, National Association (the "Servicer"), hereby certify with respect to the Banc of America Mortgage 2006-1 Trust formed pursuant to the Pooling and Servicing Agreement, dated April 27, 2006 (the "Pooling Agreement"), among Banc of America Mortgage Securities, Inc., as Depositor, Bank of America, National Association, as Servicer, and Wells Fargo Bank, N.A., as Trustee, that: (a) a review of the Servicer's activities during calendar year 2006 and of the Servicer's performance under the Pooling Agreement has been made under my supervision; and
(b) to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Pooling Agreement in all material respects throughout calendar year 2006.

March 1, 2007

By: /s/ H. Randall Chestnut
Name:  H. Randall Chestnut
Title: Senior Vice President





EX-35 (b)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 12, 2007


Banc of America Mortgage Securities, Inc.
214 North Tryon Street
Charlotte, NC 28255

RE: Annual Statement As To Compliance for Banc of America Mortgage 2006-1 Trust

Per Section 3.18 of the Pooling and Servicing Agreement, dated as of 4/27/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trustee), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of such Certifying Servicer's activities during the preceding calendar year or portion thereof and of such Certifying Servicer's performance under this Agreement, or the applicable sub-servicing agreement or primary servicing agreement in the case of an Additional Servicer, has been made under such officer's supervision and

(ii) to the best of such officer's knowledge, based on such review, such Certifying Servicer has fulfilled all its obligations under this Agreement, or the applicable sub-servicing agreement or primary servicing agreement in the case of an Additional Servicer, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Certified By:
/s/ John Sadowski
John Sadowski, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary